Form 10-Q
period 1996-10-05
ASSOCIATED WHOLESALE GROCERS GROUP INC
filed 1996-11-27
CIK 1020829

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended October 5, 1996

                                  or

___ TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ TO __________________.


Commission File Number:  333-10525

                 ASSOCIATED WHOLESALE GROCERS GROUP, INC.
     (Exact name of small business issuer as specified in its charter)

               Kansas                            48-11189356
    (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)

             5000 Kansas Avenue, Kansas City, Kansas  66106
        (Address of principal executive office)       (Zip code)

                              (913) 288-1000
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days.  Yes ___   No _X_

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

         Class                           Outstanding at November 1, 1996
__________________________               ________________________________
Common Stock, $.01 par value                           1

                    ASSOCIATED WHOLESALE GROCERS GROUP, INC.
                        INDEX TO 10-Q FOR THE QUARTERLY
                         PERIOD ENDED OCTOBER 5, 1996

                                                                 PAGE
                                                                 ----
PART I:   FINANCIAL INFORMATION

  ITEM 1: FINANCIAL STATEMENTS

          Associated Wholesale Grocers Group, Inc. Condensed
          Consolidated Balance Sheet - December 30, 1995 and
          October 5, 1996                                         2

          Associated Wholesale Grocers Group, Inc. Condensed
          Consolidated Statement of Earnings - Sixteen and
          Forty weeks ended October 7, 1995 and October 5, 1996   4

          Associated Wholesale Grocers Group, Inc. Condensed
          Consolidated Statement of Cash Flows - Forty weeks
          ended October 7, 1995 and October 5, 1996               5

          Notes to Condensed Consolidated Financial Statements    6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        7

PART II:  OTHER INFORMATION

 ITEM 1:  LEGAL PROCEEDINGS                                      13

 ITEM 2:  CHANGES IN SECURITIES                                  13

 ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                        13

 ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    13

 ITEM 5:  OTHER INFORMATION                                      13

 ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                       13

          SIGNATURES                                             14

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             ASSOCIATED WHOLESALE GROCERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 30, 1995 and October 5, 1996
                               (Unaudited)

      ASSETS                                 December 30,       October 5,
      ------                                    1995               1996
                                             ------------       ----------
                                                (dollars in thousands)
Current assets:
   Cash and cash equivalents                     $ 18,056         $  9,327
   Receivables, net                                82,045          102,051
   Inventories                                    144,754          145,903
   Other current assets                            33,327           24,832
                                                   ------           ------
      Total current assets                        278,182          282,113
                                                  -------          -------
Notes receivable from shareholders,
maturing after one year                            30,236           35,094
Property and equipment, net                        89,655          101,083
Intangibles, net of accumulated amortization
   of $1,554 in 1995 and $2,532 in 1996            31,635           30,657
Other assets                                       10,041           13,584
                                                   ------           ------
   Total assets                                  $439,749         $462,531
                                                 ========         ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $160,033         $154,197
   Patronage payable:
       Cash portion of current year patronage      35,257               --
  Patronage certificates payable within
       one year                                    12,472           10,425
   Accrued expenses and other current liabilities  38,990           42,749
                                                   ------           ------
           Total current liabilities              246,752          207,371
                                                  -------          -------
Long-term obligations maturing after one year      31,754           38,400
Members' certificates:
   Patronage certificates                         112,389          109,484
   Deposits                                        12,643           12,024
Deferred income and other liabilities               7,334            8,491
           Total liabilities                      410,872          375,770
Interim net income (note 1)                            --           59,065
Shareholders' equity:
   Common stock, $100 par value:
      Class A, voting; 12,000 shares authorized;
        5,370 and 5,430 shares issued and outstanding
        in 1995 and 1996                              537              543
      Class B, nonvoting; 150,000 shares authorized;
        15,975 and 14,870 shares issued and outstanding
        in 1995 and 1996                            1,598            1,487
      Additional paid-in capital                    1,602            1,964
      Retained earnings                            25,140           23,702
                                                   ------           ------
           Total shareholders' equity              28,877           27,696
Commitments and contingent liabilities (note 2)
           Total liabilities and shareholders'
           equity                                $439,749         $462,531
                                                 ========         ========
    See accompanying notes to unaudited condensed consolidated financial statements.

            ASSOCIATED WHOLESALE GROCERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
   Sixteen and Forty weeks ended October 7, 1995 and October 5, 1996
                              (Unaudited)

                               Sixteen                      Forty
                             weeks ended                 weeks ended
                        ----------------------     ----------------------
                        October 7,  October 5,     October 7,  October 5,
                           1995       1996            1995        1996
                        ----------  ----------     ----------  ----------
                                       (dollars in thousands)

Net sales                 $908,635    $944,997     $2,122,143  $2,344,220
Cost of goods sold         848,873    881,297      1,987,712   2,186,819
                          --------    --------     ----------  ----------
  Gross profit              59,762     63,700        134,431     157,401
General and admini-
strative expenses           37,305      39,040         81,926      94,387
                          --------    --------     ----------   ---------
  Operating income          22,457      24,660         52,505      63,014
Other income (expenses):
  Interest income            1,875       1,545          4,176       3,874
  Interest expense         (3,206)     (3,384)        (6,599)     (8,396)
  Other, net                   372       1,196            376       2,224
                          --------     -------     ----------    --------
                             (959)       (643)        (2,047)      (2,298)
                          --------     -------     ----------    ---------
Income before
income taxes                21,498      24,017         50,458       60,716
  Income taxes                 253         541            682        1,651
    Net income            $ 21,245    $ 23,476       $ 49,776     $ 59,065
                          ========    ========       ========     ========
















See accompanying notes to unaudited condensed consolidated financial statements.

            ASSOCIATED WHOLESALE GROCERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Forty weeks ended October 7, 1995 and October 5, 1996
                               (Unaudited)

                                                  Forty weeks ended
                                           -------------------------------
                                             October 7,          October 5,
                                               1995                 1996
                                           -------------------------------
                                               (dollars in thousands)

Cash flows from operating
activities:
  Net income                                 $ 49,776              $59,065
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization              6,318                8,434
     Deferred income taxes                        101                2,092
     Changes in assets and liabilities,
      net of effects of assets and
      liabilities acquired:
        Accounts receivable                   (24,172)             (20,006)
        Inventories                           (42,476)              (1,149)
        Prepaid expenses                        2,002                  144
        Accounts payable and other
          liabilities                          42,782               (1,779)
                                             --------              --------
          Net cash provided by operating
            activities                         34,331               46,801
Cash flows from investing activities:
Additions to investments                       (5,571)              (2,808)
  Proceeds from maturity of investments        34,616                3,560
  Loans to shareholders                        (7,327)              (6,739)
  Repayment of loans by shareholders            8,653                8,676
  Capital expenditures, net                   (15,796)             (18,841)
  Acquisition of assets                       (56,955)                  --
  Other assets, net                            (9,379)              (3,579)
                                             =========             ========
     Net cash used in investing activities    (51,759)             (19,731)

Cash flows from financing activities:
  Year-end patronage distributions            (31,487)             (35,257)
  Redemption of prior year's patronage
    certificates                               (2,149)              (4,952)
  Issuance of common stock                        462                  478
  Redemption of common stock                   (1,389)              (1,659)
  Borrowings under revolving credit agreement  34,100                6,800
  Payment of other long-term obligations         (317)                (445)
  Increase in deferred income and other
    long-term liabilities                      11,500                 (145)
  Increase (decrease) in member deposits, net     673                 (619)
                                             --------            ----------
         Net cash provided by (used)
         in financing activities               11,393               (35,799)
                                             --------            -----------
Net decrease in cash and cash equivalents      (6,035)               (8,729)
Cash and cash equivalents at beginning
   of period                                   16,878                18,056
                                             --------            -----------

Cash and cash equivalents at end of period   $ 10,843              $  9,327
                                             ========             =========

    See accompanying notes to unaudited condensed consolidated financial statements.

            ASSOCIATED WHOLESALE GROCERS, INC. AND SUBSIDIARIES

       Notes to Unaudited Condensed Consolidated Financial Statements

(1)    INTERIM FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of Associated Wholesale Grocers, Inc. and Subsidiaries (the Company) for the interim periods presented. Operating results for the forty week period ended October 5, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 1996.

       Cost for approximately 79% of inventory at October 5, 1996 is determined using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time. Interim LIFO calculations must necessarily be based on management's estimate of expected year-end inventory levels and costs. Because estimates of future inventory levels and costs are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

       In accordance with the bylaws of the Company, the patronage portion of income before income taxes is determined annually and distributed to shareholders of the Company as patronage rebates. Since patronage rebates are determined only at year-end and are deductible for income tax purposes, no provision has been made for income taxes on income from cooperative operations. Accordingly, the amount of interim net income has been reflected as a separate item in the accompanying unaudited condensed consolidated balance sheet.

(2)     CONTINGENCIES

        On March 14, 1996, Homeland Stores, Inc. (Homeland) filed a motion to include the Company as a third party defendant in a pension withdrawal liability dispute. In connection with the acquisition of certain Homeland assets in April 1995, the Company agreed to reimburse Homeland in an amount up to approximately $3.4 million for any pension withdrawal liability incurred with respect to Covered Operations. "Covered Operations" were defined as distribution center operations related to the assets being purchased by AWG for which Homeland was currently making pension contributions. The withdrawal liability dispute does not involve Covered Operations. As a result, the Company believes that the claim is without merit and will vigorously defend its position. This lawsuit has been stayed as a result of Homeland's bankruptcy and will be resolved as part of the ordinary process of claims resolution in the bankruptcy case. Accordingly, no provision has been made in the accompanying condensed consolidated financial statements.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Associated Wholesale Grocers Group, Inc. ("AWG Group") has an effective Registration Statement on Form S-4, Registration No. 333-10525 (the "Registration Statement") and accordingly is filing this Form 10-Q in accordance with its Section 15(d) reporting obligations. AWG Group is currently a wholly-owned subsidiary of Associated Wholesale Grocers, Inc. ("AWG") and has no operations. In the event the merger (the "Merger") as described in the Registration Statement becomes effective, AWG will become a wholly-owned subsidiary of AWG Group. The Merger has not yet occurred, and accordingly the financial information being presented reflects the operations of AWG. References to AWG include Associated Wholesale Grocers, Inc. and its direct and indirect subsidiaries. Historical references to the Company mean AWG.

        Currently, the Company operates as a cooperative wholesaler owned by its retailer members. As such, the Company distributes its net income each year to its retailers as patronage refunds based upon each retailer's relative level of purchases. The Company does not pay income tax on income distributed to its retailers. In the event the Merger is consummated, the Company will cease paying patronage refunds and commence paying income tax on its earnings.

        The grocery wholesale industry is characterized by high sales volumes and fixed costs and relatively low operating margins. Wholesalers seek to purchase products at the lowest cost possible and to reduce operating expenses whenever possible. Successful wholesalers are able to increase their customer base through competitive pricing, thus increasing sales and leveraging fixed operating costs.

        Expansion activities have had a financial impact from period to period. The addition of Valu Merchandisers in the beginning of 1995 and the Company's Oklahoma City distribution center in April 1995 resulted in additional operating expense. Subsequent to April 1995, revenues increased from the Oklahoma expansion as additional retailers were added to the Company's customer base. As of October 5, 1996, 160 stores were being supplied from the Oklahoma distribution center. The Company also increases its retailer base by attracting retailers from other wholesalers and assisting retailers in upgrading, expanding or developing new stores. Through these expansion efforts, the Company has increased its retailer base from 700 stores in 1990 to over 840 in 1996 and has substantially increased the overall square footage of its retailer base.

         In April 1995, the Company acquired, among other things, inventory, fixtures, a distribution center and 29 supermarket properties from Homeland Stores, Inc. ("Homeland") for cash of $73.3 million. The Company concurrently sold the supermarket properties acquired from Homeland to existing members for cash of $16.3 million and notes receivable of $14.5 million. In addition, the Company also entered into an agreement with Homeland whereby the Company supplies the supermarkets retained by Homeland and Homeland became a member of AWG. The supply agreement requires the Company to make quarterly payments over the seven year life of the agreement. The Company recorded intangible assets of $19.4 million in connection with this transaction representing the acquisition of wholesale volume. The purpose of the Homeland transaction was to expand a market territory in the Oklahoma and Texas regions.

         In March 1994, the Company acquired 38 supermarket properties and an office building from Food Barn for cash of $41.0 million. The Company concurrently sold the supermarket properties acquired from Food Barn to existing members for cash of $15.1 million and notes receivable of $10.9 million. The Company also recorded other intangible assets of $13.7 million, representing the acquisition of wholesale volumes. The purpose of the Food Barn transaction was to maintain and expand market share in the metropolitan Kansas City area and Wichita, Kansas area.

         The Company operates on a 52/53 week fiscal year ending the last Saturday of December. The first and second quarter of each fiscal year consist of twelve weeks, the third quarter consists of sixteen weeks, and the fourth quarter consists of twelve weeks, with the exception of 53-week years, when the fourth quarter has 13 weeks.

         The following table sets forth the major components of the Company's earnings as a percent of revenues:

                              Sixteen weeks ended         Forty weeks ended
                            -----------------------     ---------------------
                            October 7,   October 5,     October 7,  October 5,
                              1995          1996          1995        1996
                            -----------  ----------     ----------  ----------

Net sales                       100.00%     100.00%        100.00%     100.00%

Cost of goods sold                93.42       93.26         93.67       93.29
                                -------      ------        ------      ------
  Gross margin                     6.58        6.74          6.33        6.71
General and administrative
  expenses                         4.11        4.13          3.86        4.02
                                -------      ------        ------       -----
  Operating income                 2.47        2.61          2.47        2.69
Interest expense                   0.35        0.36          0.31        0.36
Other income                       0.25        0.29          0.22        0.26
Income tax expense (benefit)       0.03        0.06          0.03        0.07
                                -------      ------        ------       -----
   Net income                     2.34%       2.48%         2.35%       2.52%
                                =======      ======        ======       =====

SIXTEEN WEEKS ENDED OCTOBER 5, 1996 COMPARED TO SIXTEEN WEEKS ENDED OCTOBER 7, 1995.

     Net sales for the sixteen-week period ended October 5, 1996 were $945.0 million, an increase of $36.4 million or 4.0% compared to the sixteen-week period ended October 7, 1995. Net sales for the Company's private label products for the sixteen-week period ended October 5, 1996 were $107.4 million compared to $100.2 million for the sixteen-week period ended October 7, 1995. Retail development added 1,607,300 square feet of retail space during the 1996 period and the Company added 17 stores to its customer base.

     Gross margin was 6.7% of net sales or $63.7 million for the 1996 sixteen-week period compared to 6.6% or $59.8 million for the 1995 period. The increase in gross margin is attributable primarily to the change in product mix towards higher margin perishable products as discussed below.

     General and administrative expenses were $39.0 million or 4.1% of sales for the 1996 sixteen-week period compared to $37.3 million or 4.1% of sales for the same period in 1995. General and administrative expenses related to Valu Merchandisers increased $0.8 million for the 1996 sixteen-week period.

     Interest income was $1.6 million for the 1996 sixteen-week period compared to $1.9 million for the 1995 sixteen-week period.

     Interest expense was $3.4 million for the sixteen-week period in 1996 compared to $3.2 million in 1995. The increase in 1996 is attributable to higher average borrowings under a revolving credit facility.

FORTY WEEKS ENDED OCTOBER 5, 1996 COMPARED TO FORTY WEEKS ENDED OCTOBER 7,
1995.

     Net sales for the forty week period ended October 5, 1996 were $2.3 billion, an increase of $222.1 million or 10.5% compared to the forty week period ended October 7, 1995. Of the $222.1 million increase in net sales, $147.9 million was attributable to additional volume generated from the April 1995 Oklahoma City expansion and $73.6 million was attributable to increases in sales volume of Valu Merchandisers, which began operations in July 1995. Net sales for the Company's private label products for the forty week period ended October 5, 1996 were $255.0 million compared to $221.8 million for the forty week period ended October 7, 1995. Other sales increases resulted from a Company-supplied retailer acquiring ten stores in July of 1995 that were previously owned by a large self distributing retailer. Indicative of the sales increase is the growth in AWG sales to the Company's licensed concept stores in the Kansas City market. Increases in AWG sales to concept stores on a same store basis for the 1996 period compared to the 1995 period were: Apple Market stores, 9.39%; Sun Fresh stores, 12.27%; Thriftway stores, 5.59% Price Chopper stores, 3.51% and Country Mart stores, 0.32%. In computing such sales, stores open at least 12 months are compared from period to period. Sales increases also resulted from the addition of new stores and increased retail floor space to the Company's customer base. Retail development added 1,905,300 square feet of retail space during the 1996 period and the Company added 59 retail stores to its customer base. In addition, expansion and replacement stores by existing members added 9 stores and 294,808 square feet of retail space.

     Gross margin was 6.71% of net sales or $157.4 million for the 1996 forty week period compared to 6.33% or $134.4 million for the prior period. The increase in gross margin is attributable to the change in product mix towards higher margin perishable products as shown by the following comparison of the 1996 period to the 1995 period product sales data as a percentage of warehouse sales: meat sales, 20.50% versus 20.11%; produce sales, 8.37% versus 7.97%; dairy sales, 7.17% versus 6.69%; frozen foods sales, 6.06% versus 5.73%; deli sales, 2.36% versus 2.22% and bakery sales, 1.58% versus 1.40%. Other improvements in gross margin were attributable to improved inventory management and procurement practices.

     General and administrative expenses were $94.4 million or 4.0% of sales for the 1996 forty week period compared to $81.9 million or 3.9% of sales for the same period in 1995. General and administrative expenses increased $8.4 million and $2.9 million for the Oklahoma City distribution center and Valu Merchandisers, respectively, for the 1996 period. Oklahoma City began operations in April 1995 and Valu Merchandisers began operations in July 1995. Both the Oklahoma City distribution center and Valu Merchandisers were fully operational during the 1996 period.

     For the forty week periods, interest income was $3.9 million in 1996 versus $4.2 million in 1995.

     For the forty week periods, interest expense was $8.4 million in 1996 compared to $6.6 million in 1995. The increase in 1996 is attributable to higher average borrowings under a revolving credit facility.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's principal sources of liquidity are cash flows provided by operating activities and borrowings under a revolving credit agreement. The Company generated cash from operating activities of $34.3 million and $46.8 million for the forty week periods ended October 7, 1995 and October 5, 1996, respectively. The increase in cash provided by operating activities in 1996 was attributable primarily to higher net income.

     The Company used net cash in investing activities of $51.8 million and $19.7 million during the forty week periods ended October 7, 1995 and October 5, 1996, respectively. The higher cash used in 1995 principally reflects the acquisition of certain Homeland assets.

     The Company provided/(used) net cash in financing activities of $11.4 million and $(35.8) million during the forty week periods ended October 7, 1995 and October 5, 1996. The change in cash from financing activities in 1996 was attributable primarily to lower borrowing under the revolving credit agreement.

     The Company's working capital and current ratio were $31.4 million and
1.13 to 1, respectively at December 30, 1995. The Company's working capital and current ratio were $74.7 million and 1.36 to 1, respectively, at October 5, 1996. The change in working capital and current ratio is due primarily to the accrual for current year patronage which in accordance with the Company's bylaws is determined at year-end and distributed to the shareholders of the Company as patronage rebates. Accordingly, no accrual has been made for current year patronage as a current liability at October 5, 1996.

     In 1995, the Company entered into a revolving credit agreement with a bank which currently provides for borrowing up to $120 million. Borrowing outstanding under this agreement were $31.6 million and $38.4 million at December 30, 1995 and October 5, 1996, respectively. The agreement includes financial covenants regarding working capital, current ratio, fixed charge coverage and net worth. At October 5, 1996, $81.6 million was available under the revolving credit agreement.

     The Company estimates capital expenditures of approximately $46.4 million for fiscal 1996 of which approximately $20 million relates to an expansion of the Kansas City warehouse facility.

     The Company believes that cash flows from operating activities along with amounts available under the revolving credit agreement will be adequate to meet its anticipated cash requirements.

                                  PART II
                             OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

            None

ITEM 2:     CHANGES IN SECURITIES

            None

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            The Company's parent company, Associated Wholesale Grocers, Inc. held a special meeting of its shareholders on November 3, 1996, to vote on a proposed merger with the Company. The merger was not approved by the required vote. The voting results of the meeting were as follows:

            FOR                      AGAINST                  WITHHELD
            ---                      -------                  --------

            237                        111                        14

ITEM 5:     OTHER INFORMATION

            None

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION
            S-K

            Exhibit 27 -- Financial Data Schedule

    (b)     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the forty weeks ended October 5, 1996.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASSOCIATED WHOLESALE GROCERS GROUP, INC.




Date:  November 27, 1996            By:  /s/ Mike DeFabis
                                         -------------------------------
                                         Mike DeFabis
                                         President and Chief Executive Officer


Date:  November 27, 1996            By:  /s/ Gary Phillips
                                         --------------------------------
                                         Gary Phillips
                                         Executive Vice President of Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer and
                                          Accounting Officer)